Form 10-K405
period 1996-12-31
CSX TRADE RECEIVABLES CORP
filed 1997-03-21
CIK 911703

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal
  year ended:   December 31, 1996     Commission file number:  33-67034
                -----------------                              --------

             CSX Trade Receivables Corporation on behalf of the
                     CSXT Trade Receivables Master Trust
        (Issuer in respect of the CSXT Trade Receivables Master Trust
     5.05% Trade Receivables Participation Certificates, Series 1993-1)
     ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                       59-3168541
-----------------------------------                      -----------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

               Route 688
             P. O. Box 87
           Doswell, Virginia                                     23047
------------------------------------------                  ----------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (804) 876-3220
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

     CSXT Trade Receivables Master Trust 5.05% Trade Receivables
     Participation Certificates, Series 1993-1

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates
of the Registrant.    Not Applicable.

                                   PART I
                                   ------

Item 1.  Business.

          Omitted pursuant to a no-action letter dated February 4, 1994 (the "No-Action Letter"), issued by the Commission staff with respect to certain of the Registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act.


Item 2.  Properties.

          Pursuant to the No-Action Letter, reference is made to the Annual Certificate of Servicer referred to in Items 8 and 14 hereof.


Item 3.  Legal Proceedings.

          The Registrant knows of no material pending legal proceedings involving any of the CSXT Trade Receivables Master Trust (the "Trust"), CSX Trade Receivables Corporation ("CTRC"), CSX Transportation, Inc. ("CSXT"), or Chemical Bank, as trustee (the "Trustee") with respect to the Trust.


Item 4.  Submission of Matters to a Vote of Security Holders.

          None.


                                   PART II
                                   -------

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

          (a) To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

          (b) The Certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

          (c)  Omitted pursuant to the No-Action Letter.


Item  6.  Selected Financial Data.

          Omitted pursuant to the No-Action Letter.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Omitted pursuant to the No-Action Letter.

Item  8.  Financial Statements and Supplementary Data.

          Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of December 18, 1992, as such Agreement has been amended and supplemented through October 28, 1993 relating to the Trust among CTRC, CSXT and the Trustee, CSXT, as servicer (in such capacity, the "Servicer") has delivered the Annual Certificate of Servicer to the Trustee, a copy of which is attached hereto as Exhibit 99.1.

          Pursuant to Section 3.07 of the Pooling Agreement, Ernst & Young LLP has furnished a report on the activities of the Servicer and on the comparison of mathematical calculations of amounts set forth in the Certificateholders' Distribution Date Statements with the Servicer's computer records, a copy of which is attached hereto as Exhibit 99.2.
Exhibit 99.3 includes copies of the Certificateholders' Distribution Date Statements (the "Statements"), if and as amended, prepared by the Servicer and delivered to the Trustee pursuant to Section 3.05 of the Pooling Agreement for all distribution dates occurring during the year ended December 31, 1996. Each Statement contains information for the applicable period relating to the receivables sold to the Trust by CTRC (the "Receivables") and the accounts from which the Receivables arise (the "Accounts"), including the aggregate outstanding balances of delinquent Accounts, the aggregate principal amount of defaulted Receivables and information relating to delinquency rates on the outstanding balances in the Accounts and loss experience on the portfolio of Receivables.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant.

          Omitted pursuant to the No-Action Letter.


Item 11.  Executive Compensation.

          Omitted pursuant to the No-Action Letter.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is:

               Cede & Co.
               c/o The Depository Trust Company
               55 Water Street
               New York, NY  10041

          (b)  Omitted pursuant to the No-Action Letter.

          (c)  Omitted pursuant to the No-Action Letter.


Item 13.  Certain Relationships and Related Transactions.

          There have not been, and there are not currently proposed, any transactions or series of transactions, to which either the Registrant, CSXT, as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates. Information regarding servicing compensation received by CSXT is set forth in the Exhibits filed pursuant to Item 14 hereof.


                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Exhibits.

                     24.1 Powers of Attorney of Messrs. Aftoora, Owen, Sparrow, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

                     99.1 Annual Certificate of Servicer, prepared by CSXT pursuant to Section 3.06 of the Pooling Agreement.

                     99.2 Report of independent auditors on the activities of CSXT, as Servicer, and on the comparison of mathematical calculations of amounts set forth in the Certificateholders' Distribution Date Statements with CSXT's computer records, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Pooling Agreement.




Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (b)  Reports on Form 8-K.

               Date of Form 8-K             Description of Form 8-K
               ----------------     ---------------------------------------
               January 25, 1996     Submitted a copy of Certificateholders'
               (as amended on       Distribution Date Statement dated
               November 21, 1996)   January 25, 1996 for the CSXT Trade
                                    Receivables Master Trust 5.05% Trade
                                    Receivables Participation Certificates,
                                    Series 1993-1.

               February 26, 1996    Submitted a copy of Certificateholders'
               (as amended on       Distribution Date Statement dated
               November 21, 1996)   February 26, 1995 for the CSXT Trade
                                    Receivables Master Trust 5.05% Trade
                                    Receivables Participation Certificates,
                                    Series 1993-1.

               March 25, 1996       Submitted a copy of Certificateholders'
               (as amended on       Distribution Date Statement dated March
               November 21, 1996)   25, 1996 for the CSXT Trade Receivables
                                    Master Trust 5.05% Trade Receivables
                                    Participation Certificates, Series
                                    1993-1.

               April 25, 1996       Submitted a copy of Certificateholders'
               (as amended on       Distribution Date Statement dated April
               November 21, 1996)   25, 1996 for the CSXT Trade Receivables
                                    Master Trust 5.05% Trade Receivables
                                    Participation Certificates, Series
                                    1993-1.

               May 28, 1996         Submitted a copy of Certificateholders'
               (as amended on       Distribution Date Statement dated May
               November 21, 1996)   28, 1996 for the CSXT Trade Receivables
                                    Master Trust 5.05% Trade Receivables
                                    Participation Certificates, Series
                                    1993-1.

                                    June 25, 1996  Submitted a copy of
                                    Certificateholders' Distribution Date
                                    Statement dated June 25, 1996 for the
                                    CSXT Trade Receivables Master Trust
                                    5.05% Trade Receivables Participation
                                    Certificates, Series 1993-1.

                                    July 25, 1996  Submitted a copy of
                                    Certificateholders' Distribution Date
                                    Statement dated July 25, 1996 for the
                                    CSXT Trade Receivables Master Trust
                                    5.05% Trade Receivables Participation
                                    Certificates, Series 1993-1.


                                    August 26, 1996     Submitted a copy of
                                    Certificateholders' Distribution Date
                                    Statement dated August 26, 1996 for the
                                    CSXT Trade Receivables Master Trust
                                    5.05% Trade Receivables Participation
                                    Certificates, Series 1993-1.

                                    September 26, 1996  Submitted a copy of
                                    Certificateholders' Distribution Date
                                    Statement dated September 26, 1996 for
                                    the CSXT Trade Receivables Master Trust
                                    5.05% Trade Receivables Participation
                                    Certificates, Series 1993-1.

               October 25, 1996     Submitted a copy of Certificateholders'
               (as amended on       Distribution Date Statement dated
               March 11, 1997)      October 25, 1996 for the CSXT Trade
                                    Receivables Master Trust 5.05% Trade
                                    Receivables Participation Certificates,
                                    Series 1993-1.

                                    November 28, 1996   Submitted a copy of
                                    Certificateholders' Distribution Date
                                    Statement dated November 28, 1996 for
                                    the CSXT Trade Receivables Master Trust
                                    5.05% Trade Receivables Participation
                                    Certificates, Series 1993-1.

                                    December 26, 1996   Submitted a copy of
                                    Certificateholders' Distribution Date
                                    Statement dated December 26, 1996 for
                                    the CSXT Trade Receivables Master Trust
                                    5.05% Trade Receivables Participation
                                    Certificates, Series 1993-1.

          (c)  Omitted pursuant to the No-Action Letter.

          (d)  Omitted pursuant to the No-Action Letter.







                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CSXT TRADE RECEIVABLES MASTER TRUST

                               By:  CSX TRADE RECEIVABLES CORPORATION

                                    /s/  ROBERT M. PEEBLES
                                    --------------------------------
                                    Robert M. Peebles
                                    Vice President - Accounting
                                      and Assistant Treasurer
                                    (Principal Accounting Officer)

Date:  March 21, 1997
      --------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                                Title
----------------------------        -------------------------------------

William H. Sparrow                  Chairman of the Board, President,
                                    and Director(Principal Executive
                                    Officer) (a)

David D. Owen                       Vice President-Finance and Director
                                    (Principal Finance Officer) (a)

A. B. Aftoora                       Director (a)

Allen C. Goolsby, III               Director (a)

Leslie A. Grandis                   Director (a)



(a)    /s/  ELLEN M. FITZSIMMONS
      --------------------------------------
      Ellen M. Fitzsimmons, Attorney-in-Fact
                            March 21, 1997





                                EXHIBIT INDEX
                                -------------


Exhibit
-------


24.1 Powers of Attorney of Messrs. Aftoora, Owen, Sparrow, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

99.1      Annual Certificate of Servicer, prepared by CSXT pursuant to
          Section 3.06 of the Pooling Agreement.

99.2 Report of independent auditors on the activities of CSXT, as Servicer, and on the comparison of mathematical calculations of amounts set forth in the Certificateholders' Distribution Date Statements with CSXT's computer records, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Pooling Agreement.

99.3 Monthly Certificateholders' Distribution Date Statements filed during the year ended December 31, 1996, as amended for the January 25, 1996, February 26, 1996, March 25, 1996, April 25,
          1996, May 28, 1996, and October 25, 1996 distribution dates.




/TEXT>