Form 10-K
period 1997-12-31
CSX TRADE RECEIVABLES CORP
filed 1998-03-20
CIK 911703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1997  Commission file number:  33-67034
                            -----------------                           --------


               CSX Trade Receivables Corporation on behalf of the
                       CSXT Trade Receivables Master Trust
          (Issuer in respect of the CSXT Trade Receivables Master Trust
           5.05% Trade Receivables Participation Certificates, Series
           ----------------------------------------------------------
              1993-1) (Exact name of registrant as specified in its
                        charter)


             Delaware                                             59-3168541
             --------                                             ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              Route 688
            P. O. Box 87
          Doswell, Virginia                                           23047
          -----------------                                           -----
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


Item 3.   Legal Proceedings.

          In September 1997, a state court jury in New Orleans returned a $2.5 billion punitive damages award against CSX Transportation, Inc. ("CSXT"). The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

          In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSXT believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive strategy on all legal fronts, and management believes that any adverse outcome will not be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

          The Registrant knows of no additional material pending legal proceedings involving any of the CSXT Trade Receivables Master Trust (the "Trust"), CSX Trade Receivables Corporation ("CTRC"), CSX Transportation, Inc., or Chemical Bank, as trustee (the "Trustee") with respect to the Trust.


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

          Pursuant to Section 3.07 of the Pooling Agreement, Ernst & Young LLP has furnished a report on the activities of the Servicer and on the comparison of mathematical calculations of amounts set forth in the Certificateholders' Distribution Date Statements with the Servicer's computer records, a copy of which is attached hereto as Exhibit 99.2. Exhibit 99.3 includes copies of the Certificateholders' Distribution Date Statements (the "Statements"), if and as amended, prepared by the Servicer and delivered to the Trustee pursuant to
Section 3.05 of the Pooling Agreement for all distribution dates occurring during the year ended December 31, 1997. Each Statement contains information for the applicable period relating to the receivables sold to the Trust by CTRC (the "Receivables") and the accounts from which the Receivables arise (the "Accounts"), including the aggregate outstanding balances of delinquent Accounts, the aggregate principal amount of defaulted Receivables and information relating to delinquency rates on the outstanding balances in the Accounts and loss experience on the portfolio of Receivables.

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

                  99.3    Monthly    Certificateholders'    Distribution    Date
                          Statements filed during the year ended December 31, 1997.


          (b) Reports on Form 8-K.

               Date of Form 8-K          Description of Form 8-K

               January 27, 1997          Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         January  27,  1997 for the  CSXT  Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               February 25, 1997         Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         February 25, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               March 25, 1997            Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         March  25, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               April 25, 1997            Submitted a copy of Certificateholders'
                                         Distribution Date Statement dated
                                         April  25,   1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               May 27, 1997              Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         May 27, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               June 25, 1997             Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         June 25, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               July 25, 1997             Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         July 25, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               August 25, 1997           Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         August 25, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               September 25, 1997        Submitted a copy of Certificateholders'
                                         Distribution  Date Statement  dated
                                         September 25, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               October 27, 1997          Submitted a copy of Certificateholders'
                                         Distribution Date Statement dated
                                         October 27, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05%  Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

               November 25, 1997 Submitted a copy of Certificateholders' Distribution Date
                                         Statement  dated  November 25, 1997 for
                                         the CSXT Trade Receivables Master Trust
                                         5.05% Trade  Receivables  Participation
                                         Certificates, Series 1993-1.

               December 26, 1997         Submitted a copy of Certificateholders'
                                         Distribution  Date Statement  dated
                                         December 26, 1997 for the CSXT Trade
                                         Receivables Master Trust 5.05% Trade
                                         Receivables Participation Certificates,
                                         Series 1993-1.

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

                                           CSXT TRADE RECEIVABLES MASTER TRUST

                                     By:   CSX TRADE RECEIVABLES CORPORATION

                                          /s/  ROBERT M. PEEBLES
                                          ----------------------
                                          Robert M. Peebles
                                          Vice President - Accounting
                                          and Assistant Treasurer
                                          (Principal Accounting Officer)


Date:  March 20, 1998



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                          Title
          ----------                          -----

          William H. Sparrow                  Chairman of the Board, President,
                                              and Director(Principal Executive
                                              Officer) (a)

          David D. Owen                       Vice President-Finance and
                                              Director (Principal Finance
                                              Officer) (a)

          A. B. Aftoora                       Director (a)

          Allen C. Goolsby, III               Director (a)

          Leslie A. Grandis                   Director (a)



(a)       /s/  ELLEN M. FITZSIMMONS
          -------------------------
          Ellen M. Fitzsimmons, Attorney-in-Fact
                                March 20, 1998






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

  99.3 Monthly Certificateholders' Distribution Date Statements filed during the year ended December 31, 1997.