Form 10-K405
period 1998-12-25
CSX TRADE RECEIVABLES CORP
filed 1999-03-16
CIK 911703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 25, 1998  Commission file number:  0-25567
                           -----------------                           -------

               CSX Trade Receivables Corporation on behalf of the
                       CSXT Trade Receivables Master Trust
          (Issuer in respect of the CSXT Trade Receivables Master Trust
        5.05% Trade Receivables Participation Certificates, Series 1993-1
        and issuer in respect of the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

        CSXT Trade Receivables Master Trust 5.05% Trade Receivables Participation Certificates, Series 1993-1 and

        CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1

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


Item 2.   Properties.

          Pursuant to the No-Action Letter, reference is made to the Annual Certificates of Servicer referred to in Items 8 and 14 hereof.


Item 3.   Legal Proceedings.

          In September 1997, a state court jury in New Orleans returned a $2.5 billion punitive damages award against CSX Transportation, Inc. ("CSXT"). The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material and adequate provision was made for the award in a prior year.

          In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. While the trial court has not yet taken action under this decision, the amounts of such punitive damages judgments, if any, are not expected to be material. CSXT believes that this February 1999 decision will expedite the process of full appellate review of the 1997 trial. The claims of 20 additional plaintiffs for compensatory damages are scheduled to be tried beginning in March 1999.

          CSXT is pursuing an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

          The Registrant knows of no additional material pending legal proceedings involving any of the CSXT Trade Receivables Master Trust (the "Trust"), CSX Trade Receivables Corporation, CSXT, or The Chase Manhattan Bank, formerly known as Chemical Bank, as trustee (the "Trustee") with respect to the Trust.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          (a) To the best knowledge of the Registrant, there was no established public trading market for the CSX Trade Receivables Master Trust 5.05% Trade Receivables Participation Certificates, Series 1993-1 while the certificates were outstanding and there is no established public trading market for the CSX Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1. Series 1993-1 and Series 1998-1 together are referred to as the "Certificates".

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


Item 8.   Financial Statements and Supplementary Data.

          CSXT, as servicer (in such capacity, the "Servicer") has delivered the Annual Certificates of Servicer to the Trustee, copies of which are attached hereto as Exhibits 99.1 and 99.2. These certificates were provided pursuant to
Section 3.06 of the Amended and Restated Pooling and Servicing Agreement dated as of October 27, 1993, as such Agreement has been amended and supplemented (the "Agreement").

          Pursuant to Section 3.07 of the Agreement, Ernst & Young LLP has furnished reports on the compliance of the Servicer with the Agreement and on the comparison of mathematical calculations of amounts set forth in the Certificateholders' Distribution Date Statements with the Servicer's computer records, with respect to the Certificates. Copies of the reports are attached hereto as Exhibits 99.3 and 99.4.

Item 9.   Changes in   and   Disagreements  with  Accountants  on Accounting and
          Financial Disclosure.

          None.

                                    PART III
                                    --------

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

          Omitted pursuant to the No-Action Letter.


Item 11.  Executive Compensation.

          Omitted pursuant to the No-Action Letter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a)  As of December 25, 1998:

                                                                      Amount and
                                                                      Nature of
                                              Name and Address of     Beneficial    Percent
 Note                 Security                  Beneficial Owner      Ownership     of Class
-------  -----------------------------------  ---------------------  -------------  ---------

 (1)     5.05% Trade Receivables                      N/A                N/A          N/A
         Participation Certificates,
         Series 1993-1

 (2)     6.00% Trade Receivables              Cede & Co.                 100%         100%
         Participation Certificates,          c/o The Depository      Nominee of
         Series 1998-1                            Trust Company          The
                                              55 Water Street         Depository
                                               New York, NY 10041       Trust
                                                                       Company


(1) Series 1993-1 was redeemed on September 25, 1998.

(2) The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.

          (b) Omitted pursuant to the No-Action Letter.

          (c) Omitted pursuant to the No-Action Letter.


Item 13.  Certain Relationships and Related Transactions.

          There have not been, and there are not currently proposed, any transactions or series of transactions, to which either the Registrant, CSXT, as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates. Information regarding servicing compensation received by CSXT is set forth in the Certificateholders' Distribution Date Statements filed on Form 8-K, as referenced under Item 14 hereof.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Exhibits.

                  24.1 Powers of Attorney of Messrs. Weber, Owen, Boor, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

                  99.1 Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 5.05% Trade Receivables Participation Certificates, Series 1993-1, prepared by CSXT pursuant to Section
                          3.06 of the Agreement.

                  99.2 Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by CSXT pursuant to Section
                          3.06 of the Agreement.

                  99.3 Report of independent auditors with respect to the CSXT Trade Receivables Master Trust 5.05% Trade Receivables Participation Certificates, Series 1993-1, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Agreement.

                  99.4 Report of independent auditors with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Agreement.


(b)       Reports on Form 8-K.

               Date of Form 8-K          Description of Form 8-K
               ----------------          -----------------------

               January 26, 1998          Submitted a copy of Certificateholders'
                                         Distribution   Date   Statement   dated
                                         January 26,  1998  for  the CSXT  Trade
                                         Receivables    Master    Trust    5.05%
                                         Trade      Receivables    Participation
                                         Certificates,    Series         1993-1.

               February 25, 1998         Submitted a copy of Certificateholders'
                                         Distribution  Date     Statement  dated
                                         February 25, 1998 for    the CSXT Trade
                                         Receivables   Master    Trust     5.05%
                                         Trade    Receivables      Participation
                                         Certificates,    Series         1993-1.

               March 25, 1998            Submitted a copy of Certificateholders'
                                         Distribution    Date   Statement  dated
                                         March  25,  1998 for  the CSXT    Trade
                                         Receivables     Master    Trust   5.05%
                                         Trade      Receivables    Participation
                                         Certificates,    Series         1993-1.

               April 27, 1998            Submitted a copy of Certificateholders'
                                         Distribution    Date   Statement  dated
                                         April  27,  1998 for the CSXT     Trade
                                         Receivables    Master    Trust    5.05%
                                         Trade    Receivables      Participation
                                         Certificates,    Series         1993-1.

               May 26, 1998              Submitted a copy of Certificateholders'
                                         Distribution  Date Statement  dated May
                                         26, 1998 for the CSXT Trade Receivables
                                         Master Trust  5.05%  Trade  Receivables
                                         Participation   Certificates,    Series
                                         1993-1.

               June 25, 1998             Submitted a copy of Certificateholders'
                                         Distribution     Date  Statement  dated
                                         June  25,  1998  for the CSXT     Trade
                                         Receivables    Master     Trust   5.05%
                                         Trade       Receivables   Participation
                                         Certificates,    Series         1993-1.

               July 27, 1998             Submitted a copy of Certificateholders'
                                         Distribution     Date  Statement  dated
                                         July  27,  1998  for the CSXT     Trade
                                         Receivables     Master    Trust   5.05%
                                         Trade      Receivables    Participation
                                         Certificates,    Series         1993-1.

               July 27, 1998             Submitted a copy of Certificateholders'
                                         Distribution    Date   Statement  dated
                                         July  27,  1998  for the CSXT     Trade
                                         Receivables    Master    Trust    6.00%
                                         Trade      Receivables    Participation
                                         Certificates,    Series         1998-1.

               July 27, 1998             Submitted  a    copy   of  the  amended
                                         Certificateholders'  Distribution  Date
                                         Statement  dated July 27, 1998 for  the
                                         CSXT  Trade   Receivables  Master Trust
                                         6.00% Trade Receivables   Participation
                                         Certificates,    Series         1998-1.

               August 25, 1998           Submitted a copy of Certificateholders'
                                         Distribution    Date   Statement  dated
                                         August 25,  1998 for the CSXT     Trade
                                         Receivables    Master    Trust    5.05%
                                         Trade       Receivables   Participation
                                         Certificates,    Series         1993-1.

               August 25, 1998           Submitted a copy of Certificateholders'
                                         Distribution    Date   Statement  dated
                                         August 25,  1998 for the CSXT     Trade
                                         Receivables    Master   Trust   6.00%
                                         Trade       Receivables   Participation
                                         Certificates,    Series         1998-1.

               September 25, 1998        Submitted a copy of Certificateholders'
                                         Distribution  Date     Statement  dated
                                         September 25, 1998 for   the CSXT Trade
                                         Receivables   Master   Trust      5.05%
                                         Trade        Receivables  Participation
                                         Certificates,     Series        1993-1.

               September 25, 1998        Submitted a copy of Certificateholders'
                                         Distribution  Date     Statement  dated
                                         September 25, 1998 for   the CSXT Trade
                                         Receivables    Master    Trust    6.00%
                                         Trade       Receivables   Participation
                                         Certificates,     Series        1998-1.

               October 26, 1998          Submitted a copy of Certificateholders'
                                         Distribution     Date  Statement  dated
                                         October 26, 1998 for the CSXT     Trade
                                         Receivables    Master    Trust    6.00%
                                         Trade       Receivables   Participation
                                         Certificates,    Series         1998-1.

               November 25, 1998         Submitted a copy of Certificateholders'
                                         Distribution  Date     Statement  dated
                                         November 25, 1998  for   the CSXT Trade
                                         Receivables   Master   Trust      6.00%
                                         Trade       Receivables   Participation
                                         Certificates, Series 1998-1.

               December 28, 1998         Submitted a copy of Certificateholders'
                                         Distribution  Date     Statement  dated
                                         December 28,  1998 for   the CSXT Trade
                                         Receivables   Master   Trust      6.00%
                                         Trade    Receivables      Participation
                                         Certificates, Series 1998-1.

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

                                          CSXT TRADE RECEIVABLES MASTER TRUST

                                     By:  CSX TRADE RECEIVABLES CORPORATION

                                          /s/  ROBERT M. PEEBLES
                                          ----------------------
                                          Robert M. Peebles
                                          Vice President - Accounting
                                          (Principal Accounting Officer)


Date:  March 16, 1999



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                          Title
          ----------                          -----

          Gregory R. Weber                    Chairman of the Board, President,
                                              Treasurer, and Director (Principal
                                              Executive Officer) (a)

          David D. Owen                       Vice     President-Finance     and
                                              Director   (Principal      Finance
                                              Officer) (a)

          David A. Boor                       Director (a)

          Allen C. Goolsby, III               Director (a)

          Leslie A. Grandis                   Director (a)



(a)       /s/  ELLEN M. FITZSIMMONS
          -------------------------
          Ellen M. Fitzsimmons, Attorney-in-Fact
                                March 16, 1999

                                  EXHIBIT INDEX
                                  -------------


Exhibit
-------

  24.1 Powers of Attorney of Messrs. Weber, Owen, Boor, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

  99.1 Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 5.05% Trade Receivables Participation Certificates, Series 1993-1, prepared by CSXT pursuant to Section 3.06 of the Agreement.

  99.2    Annual    Certificate  of   Servicer  with  respect  to the CSXT Trade
          Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by CSXT pursuant to Section 3.06 of the Agreement.

  99.3 Report of independent auditors with respect to the CSXT Trade Receivables Master Trust 5.05% Trade Receivables Participation Certificates, Series 1993-1, prepared by Ernst & Young LLP pursuant to
          Section 3.07 of the Agreement.

  99.4 Report of independent auditors with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to
          Section 3.07 of the Agreement.