Form 10-K405
period 1999-12-31
CSX TRADE RECEIVABLES CORP
filed 2000-03-22
CIK 911703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1999   Commission file number:  0-25567
                            -----------------                            -------

               CSX Trade Receivables Corporation on behalf of the
                       CSXT Trade Receivables Master Trust
          (Issuer in respect of the CSXT Trade Receivables Master Trust
       6.00% Trade Receivables Participation Certificates, Series 1998-1)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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


Item 3.   Legal Proceedings.

               In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSX Transportation, Inc. ("CSXT"). The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision was made for the award in a prior year.

          In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's awards. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions for a new trial and for judgment notwithstanding the verdict as to the April 8 judgment.

          The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion which granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT
believes   that  this  amount  (or  any  amount  of  punitive  damages)
is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

          A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of 18 of those 20 plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

          CSXT continues to pursue an aggressive legal strategy. Management believes that any adverse outcome will not be material to its overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          (a) To the best knowledge of the Registrant, there is no established public trading market for the CSX Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1 (the "Certificates").

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


Item 8.   Financial Statements and Supplementary Data.

          CSXT, as servicer (in such capacity, the "Servicer") has delivered the Annual Certificate of Servicer to the Trustee, a copy of which is attached hereto as Exhibit 99.1. The certificate was provided pursuant to Section 3.06 of the Amended and Restated Pooling and Servicing Agreement dated as of October 27, 1993, as such Agreement has been amended and supplemented (the "Agreement").

          Pursuant to Section 3.07 of the Agreement, Ernst & Young LLP has furnished a report on management's assertion regarding the compliance of the Servicer with certain terms and conditions in the Agreement and on the comparison of mathematical calculations of amounts set forth in the Certificateholders' Distribution Date Statements with the Servicer's computer records, with respect to the Certificates. A copy of the report is attached hereto as Exhibits 99.2.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a)  As of December 31, 1999:

                                                                       Amount and
                                                                       Nature of
                                               Name and Address of     Beneficial    Percent
 Note                  Security                  Beneficial Owner      Ownership     of Class
--------  -----------------------------------  ---------------------  -------------  ---------
  (1)     6.00% Trade Receivables              Cede & Co.                 100%         100%
          Participation Certificates,          c/o The Depository      Nominee of
          Series 1998-1                            Trust Company          The
                                               55 Water Street         Depository
                                                New York, NY 10041       Trust
                                                                        Company

(1) The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.

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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Exhibits.

                  24.1 Powers of Attorney of Messrs. Weber, Boor, Crain, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

                  99.1 Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by CSXT pursuant to Section 3.06 of the Agreement.

                  99.2 Report of independent auditors with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Agreement.


(b)       Reports on Form 8-K.

               Date of Form 8-K          Description of Form 8-K
               ----------------          -----------------------

               January 25, 1999          Submitted a copy of Certificateholders'
                                         Distribution  Date Statement   dated
                                         January 25, 1999 for the CSXT Trade
                                         Receivables  Master  Trust  6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               February 25, 1999         Submitted a copy of Certificateholders'
                                         Distribution  Date     Statement  dated
                                         February 25, 1999 for   the CSXT Trade
                                         Receivables Master Trust   6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               March 25, 1999            Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         March 25,  1999 for the CSXT  Trade
                                         Receivables  Master  Trust  6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               April 26, 1999            Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated
                                         April 26,  1999 for the CSXT  Trade
                                         Receivables  Master  Trust  6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               April 26, 1999            Submitted a copy of Certificateholders'
                                         Distribution Date Statement, as
                                         amended,  dated  April  26,  1999 for
                                         the CSXT  Trade  Receivables  Master
                                         Trust  6.00%  Trade  Receivables
                                         Participation  Certificates,  Series
                                         1998-1.

               May 25, 1999              Submitted a copy of Certificateholders'
                                         Distribution  Date Statement  dated May
                                         25, 1999 for the CSXT Trade Receivables
                                         Master Trust 6.00%  Trade Receivables
                                         Participation Certificates, Series
                                         1998-1.

               June 25, 1999             Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated June
                                         25, 1999 for the CSXT Trade Receivables
                                         Master Trust 6.00%  Trade Receivables
                                         Participation Certificates, Series
                                         1998-1.

               July 26, 1999             Submitted a copy of Certificateholders'
                                         Distribution  Date Statement dated July
                                         26, 1998 for the CSXT Trade Receivables
                                         Master Trust 6.00% Trade Receivables
                                         Participation Certificates, Series
                                         1998-1.

               August 25, 1999           Submitted a copy of Certificateholders'
                                         Distribution  Date Statement   dated
                                         August 25,  1999 for the CSXT Trade
                                         Receivables  Master  Trust  6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               September 27, 1999        Submitted a copy of Certificateholders'
                                         Distribution  Date    Statement  dated
                                         September 27, 1999 for   the CSXT Trade
                                         Receivables Master Trust  6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               October 25, 1999          Submitted a copy of Certificateholders'
                                         Distribution  Date Statement  dated
                                         October 25, 1999 for the CSXT Trade
                                         Receivables  Master  Trust 6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               November 26, 1999         Submitted a copy of Certificateholders'
                                         Distribution  Date   Statement  dated
                                         November 26, 1999 for   the CSXT Trade
                                         Receivables Master Trust  6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

               December 27, 1999         Submitted a copy of Certificateholders'
                                         Distribution  Date    Statement  dated
                                         December 27, 1999 for   the CSXT Trade
                                         Receivables Master Trust   6.00% Trade
                                         Receivables Participation Certificates,
                                         Series 1998-1.

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

                                          CSXT TRADE RECEIVABLES MASTER TRUST

                                      By: CSX TRADE RECEIVABLES CORPORATION

                                          /s/ ROBERT M. PEEBLES
                                          ---------------------
                                              Robert M. Peebles
                                              Vice President - Accounting
                                              (Principal Accounting Officer)


Date:  March 22, 2000



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


          Signatures                          Title
          ----------                          -----

          Gregory R. Weber                    Chairman of the Board, President,
                                              Treasurer, and Director (Principal
                                              Executive Officer) (a)

          Bohn H. Crain                       Vice President, Assistant
                                              Treasurer and Director (Principal
                                              Finance Officer) (a)

          David A. Boor                       Director (a)

          Allen C. Goolsby, III               Director (a)

          Leslie A. Grandis                   Director (a)



(a)       /s/  ELLEN M. FITZSIMMONS
          -------------------------
          Ellen M. Fitzsimmons, Attorney-in-Fact
                                March 21, 2000

                                  EXHIBIT INDEX
                                  -------------


Exhibit
-------

  24.1 Powers of Attorney of Messrs. Weber, Boor, Crain, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

  99.1 Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by CSXT pursuant to Section 3.06 of the Agreement.

  99.2 Report of independent auditors with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to
          Section 3.07 of the Agreement.