Form 10-K405
period 2000-12-29
CSX TRADE RECEIVABLES CORP
filed 2001-03-29
CIK 911703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:  December 29, 2000  Commission file number:  0-25567
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


Item 3.   Legal Proceedings.

          New Orleans Tank Car Fire

     In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSX Transportation, Inc. (CSXT). The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

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

     The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision
on the motion for judgment notwithstanding the verdict.   CSXT has obtained and
posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

     A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In July 1999, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court in early 2000.

     Recently, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeal for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the CSXT's financial position or results of operations in any future reporting period.

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

          (a)  As of December 29, 2000:


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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Exhibits.

                  24.1 Powers of Attorney of Messrs. Baggs, Boor, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

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


(b)       Reports on Form 8-K.

               Date of Form 8-K          Description of Form 8-K
               ----------------          -----------------------

               January 25, 2000         Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        January 25, 2000 for the CSXT Trade
                                        Receivables  Master  Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               February 25, 2000        Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        February 25, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               March 27, 2000           Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        March 27,  2000 for the CSXT  Trade
                                        Receivables  Master  Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               April 25, 2000           Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        April 25,  2000 for the CSXT  Trade
                                        Receivables  Master  Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               May 25, 2000             Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        May 25, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               June 26, 2000            Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        June 26, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               July 25, 2000            Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        July 25, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               August 25, 2000          Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        August 25,  2000 for the CSXT Trade
                                        Receivables  Master  Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               September 25, 2000       Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        September 25, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               October 25, 2000         Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        October 25, 2000 for the CSXT Trade
                                        Receivables  Master  Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

               November 27, 2000        Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        November 27, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation  Certificates,
                                        Series 1998-1.

               December 26, 2000        Submitted a copy of  Certificateholders'
                                        Distribution  Date Statement dated
                                        December 26, 2000 for the CSXT Trade
                                        Receivables  Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

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

                                          CSXT TRADE RECEIVABLES MASTER TRUST

                                     By:   CSX TRADE RECEIVABLES CORPORATION

                                          /s/  DAVID H. BAGGS
                                          -------------------
                                          David H. Baggs
                                          President , Treasurer
                                           (Principal Executive Officer)


Date:  March 28, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                         Title
     ----------                         -----

     David H. Baggs                     President, Treasurer, and Director
                                          (Principal Executive Officer) (a)

     David A. Boor                       Chairman of the Board, and Director (a)

     Allen C. Goolsby, III               Director (a)

     Leslie A. Grandis                   Director (a)



(a)       /s/  ELLEN M. FITZSIMMONS
          -------------------------
          Ellen M. Fitzsimmons, Attorney-in-Fact
                                March 28, 2001

                                  EXHIBIT INDEX
                                  -------------


Exhibit
-------

  24.1 Powers of Attorney of Messrs. Baggs, Boor, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

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