Form 10-K405
period 2001-12-28
CSX TRADE RECEIVABLES CORP
filed 2002-03-28
CIK 911703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:  December 28, 2001   Commission file number:  0-25567
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


Item 3.   Legal Proceedings.

New Orleans Tank Car Fire
-------------------------

          In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against CSX Transportation, Inc. (CSXT). The award was made in a class action lawsiut against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire.

          In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999 the Louisiana Supreme Court issued a further decision authorizing and instructing the trial court to enter individual punitive damage judgments in favor of the 20 plaintiffs who had received awards of compensatory damages.

          On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond.

          In June 2001 the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied in August 2001.

          CSXT then filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel in October 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court.

          On November 21, 2001, CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the proposed settlement is $220 million to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). A preliminary settlement agreement between CSXT and the plaintiffs' management committee on behalf of the plaintiff case has been preliminarily approved by the trial court, and has been publicly filed. CSXT incurred a charge of $60 million before tax, $37 million after tax, in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries. The trial court has set April 2, 2002, as the date for a fairness hearing at which the court will consider final approval of the settlement. CSXT expects that the settlement will be finally approved shortly after that hearing. The Louisiana Supreme Court has ordered that the proceeding before it be deferred in light of the proposed settlement.

          If the proposed settlement is not approved and the litigation thereby disposed of, CSXT intends to continue to pursue an aggressive legal strategy, including the pursuit of the proceedings in the Louisiana Supreme Court and, if necessary, proceedings before the United States Supreme Court.

STB Proceeding
--------------

          On December 21, 2001, Duke Energy Corporation filed a complaint before the US Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. A similar complaint was filed by Duke against Norfolk Southern. At this time the outcome of the proceeding against CSXT is uncertain and would only apply to billings subsequent to 2001. CSXT is pursuing an aggressive legal strategy in its defense against this complaint.

Other Legal Proceedings
-----------------------

          A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSXT's consolidated results of operations, financial position or cash flows. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            (a)   As of December 28, 2001:

                                                                         Amount and
                                                                         Nature of
                                                  Name and Address of    Beneficial    Percent
  Note                     Security                 Beneficial Owner     Ownership     of Class
--------   -------------------------------------  -------------------    ----------   ----------
  (1)      6.00% Trade Receivables Participation  Cede & Co.                100%         100%
           Certificates, Series 1998-1            c/o The Depository     Nominee of
                                                      Trust Company         The
                                                  55 Water Street        Depository
                                                  New York, NY 10041       Trust
                                                                          Company

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

            (b)   Omitted pursuant to the No-Action Letter.

            (c)   Omitted pursuant to the No-Action Letter.


Item 13.    Certain Relationships and Related Transactions.

            There have not been, and there are not currently proposed, any transactions or series of transactions, to which either the Registrant, CSXT, as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates. Information regarding servicing compensation received by CSXT is set forth in the monthly Certificateholders' Distribution Date Statements filed on Form 8-K, as referenced under Item 14 hereof.

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

                      99.2 Report of independent Certified Public Accountants with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to Section
                               3.07 of the Agreement.

(b)         Reports on Form 8-K.

                  Date of Form 8-K      Description of Form 8-K
                  ----------------      -----------------------

                  January 25, 2001      Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated
                                        January 25, 2001 for the CSXT Trade
                                        Receivables Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

                  February 26, 2001     Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated
                                        February 26, 2001 for the CSXT Trade
                                        Receivables Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

                  March 26, 2001        Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated March
                                        26, 2001 for the CSXT Trade Receivables
                                        Master Trust 6.00% Trade Receivables
                                        Participation Certificates, Series
                                        1998-1.

                  April 25, 2001        Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated April
                                        25, 2001 for the CSXT Trade Receivables
                                        Master Trust 6.00% Trade Receivables
                                        Participation Certificates, Series
                                        1998-1.

                  May 25, 2001          Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated May
                                        25, 2001 for the CSXT Trade Receivables
                                        Master Trust 6.00% Trade Receivables
                                        Participation Certificates, Series
                                        1998-1.

                  June 25, 2001         Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated June
                                        25, 2001 for the CSXT Trade Receivables
                                        Master Trust 6.00% Trade Receivables
                                        Participation Certificates, Series
                                        1998-1.

                  July 25, 2001         Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated July
                                        25, 2001 for the CSXT Trade Receivables
                                        Master Trust 6.00% Trade Receivables
                                        Participation Certificates, Series
                                        1998-1.

                  August 27, 2001       Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated August
                                        27, 2001 for the CSXT Trade Receivables
                                        Master Trust 6.00% Trade Receivables
                                        Participation Certificates, Series
                                        1998-1.

                  September 25, 2001    Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated
                                        September 25, 2001 for the CSXT Trade
                                        Receivables Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

                  October 25, 2001      Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated
                                        October 25, 2001 for the CSXT Trade
                                        Receivables Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

                  November 26, 2001     Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated
                                        November 26, 2001 for the CSXT Trade
                                        Receivables Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

                  December 26, 2001     Submitted a copy of Certificateholders'
                                        Distribution Date Statement dated
                                        December 26, 2001 for the CSXT Trade
                                        Receivables Master Trust 6.00% Trade
                                        Receivables Participation Certificates,
                                        Series 1998-1.

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

                                          CSXT TRADE RECEIVABLES MASTER TRUST

                                      By: CSX TRADE RECEIVABLES CORPORATION

                                          /s/ DAVID H. BAGGS
                                          -------------------
                                          David H. Baggs
                                          President, Treasurer
                                             (Principal Executive Officer)

Date:  March 28, 2002



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                       Title
            ----------                       -----

            David H. Baggs*                  President, Treasurer, and Director
                                             (Principal Executive Officer)

            David A. Boor*                   Chairman of the Board, and Director

            Allen C. Goolsby, III*           Director

            Leslie A. Grandis*               Director



            */s/ RACHEL E. GEIERSBACH
             ------------------------
            Rachel E. Geiersbach, Attorney-in-Fact
                                     March 28, 2002

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

  99.2 Report of independent Certified Public Accountants with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Agreement.