Form 10-K
period 2002-12-27
CSX TRADE RECEIVABLES CORP
filed 2003-03-26
CIK 911703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended: December 27, 2002	Commission file number: 0-25567

CSX Trade Receivables Corporation on behalf of the CSXT Trade Receivables Master Trust
(Issuer in respect of the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1)

(Exact name of registrant as specified in its charter)

Delaware	59-3168541

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Route 688 P. O. Box 87 Doswell, Virginia	23047

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 876-3220

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.    Not Applicable.

PART I

Item 1.     Business.

                 Omitted pursuant to a no-action letter dated February 4, 1994 (the “No-Action Letter”), issued by the Commission staff with respect to certain of the Registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Act.

Item 2.     Properties.

                 Pursuant to the No-Action Letter, reference is made to the Annual Certificates of Servicer referred to in Items 8 and 14 hereof.

Item 3.     Legal Proceedings.

Contract Settlement

          In July 2002, CSX Transportation Inc. (“CSXT”) received $44 million as the first of two payments to settle a contract dispute.  During 2002, CSXT recognized approximately $7 million of this first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized ratably over the contract period which ends in 2020. The second payment of $23 million was received on January 2, 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other  Legal Proceedings

          A number of other legal actions are pending against CSXT in which claims are made in substantial amounts.  While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSXT’s consolidated financial position, results of operations or cash flows.  CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

Item 4.     Submission of Matters to a Vote of Security Holders.

                 None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)

To the best knowledge of the Registrant, there is no established public trading market for the CSX Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1 (the “Certificates”).

(b)	The Certificates are represented by one or more certificates registered in the name of Cede & Co. (“Cede”), the nominee of The Depository Trust Company (“DTC”).

(c)	Omitted pursuant to the No-Action Letter.

Item 6.     Selected Financial Data.

                 Omitted pursuant to the No-Action Letter.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

                 Omitted pursuant to the No-Action Letter.

Item 8.     Financial Statements and Supplementary Data.

                 CSXT, as servicer (in such capacity, the “Servicer”) has delivered the Annual Certificate of Servicer to the Trustee, a copy of which is attached hereto as Exhibit 99.1.  The certificate was provided pursuant to Section 3.06 of the Amended and Restated Pooling and Servicing Agreement dated as of October 27, 1993, as such Agreement has been amended and supplemented (the “Agreement”).

                 Pursuant to Section 3.07 of the Agreement, Ernst & Young LLP has furnished a report on management’s assertion regarding the compliance of the Servicer with certain terms and conditions in the Agreement and on the comparison of mathematical calculations of amounts set forth in the Certificateholders’ Distribution Date Statements with the Servicer’s computer records, with respect to the Certificates.  A copy of the report is attached hereto as Exhibit 99.2.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons of the Registrant.

                   Omitted pursuant to the No-Action Letter.

Item 11.     Executive Compensation.

                   Omitted pursuant to the No-Action Letter.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

                   (a)     As of December 27, 2002:

Note	Security	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

(1)	6.00% Trade Receivables Participation Certificates, Series 1998-1	Cede & Co.c/o The Depository Trust Company 55 Water Street New York, NY 10041	100% Nominee of The Depository Trust Company	100%

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

                   (b)     Omitted pursuant to the No-Action Letter.

                   (c)     Omitted pursuant to the No-Action Letter.

Item 13.     Certain Relationships and Related Transactions.

                  There have not been, and there are not currently proposed, any transactions or series of transactions, to which either the Registrant, CSXT, as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.  Information regarding servicing compensation received by CSXT is set forth in the monthly Certificateholders’ Distribution Date Statements filed on Form 8-K, as referenced under Item 14 hereof.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                   (a)     Exhibits.

24.1*	Powers of Attorney of Messrs. Baggs, Boor, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

99.1*

Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by CSXT pursuant to Section 3.06 of the Agreement.

99.2*

Report of Independent Certified Public Accountants with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Agreement.

                   (b)     Reports on Form 8-K.

Date of Form 8-K	Description of Form 8-K

January 25, 2002

Submitted a copy of Certificateholders’ Distribution Date Statement dated January 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

February 25, 2002

Submitted a copy of Certificateholders’ Distribution Date Statement dated February 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

March 25, 2002	Submitted a copy of Certificateholders’ Distribution Date Statement dated March 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

April 25, 2002	Submitted a copy of Certificateholders’ Distribution Date Statement dated April 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

May 27, 2002	Submitted a copy of Certificateholders’ Distribution Date Statement dated May 27, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

June 25, 2002	Submitted a copy of Certificateholders’ Distribution Date Statement dated June 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

July 25, 2002	Submitted a copy of Certificateholders’ Distribution Date Statement dated July 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

August 26, 2002	Submitted a copy of Certificateholders’ Distribution Date Statement dated August 26, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

September 25, 2002

Submitted a copy of Certificateholders’ Distribution Date Statement dated September 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

October 25, 2002

Submitted a copy of Certificateholders’ Distribution Date Statement dated October 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

November 25, 2002

Submitted a copy of Certificateholders’ Distribution Date Statement dated November 25, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation  Certificates, Series 1998-1.

December 26, 2002

Submitted a copy of Certificateholders’ Distribution Date Statement dated December 26, 2002 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

                   (c)     Omitted pursuant to the No-Action Letter.

                   (d)     Omitted pursuant to the No-Action Letter.

                   * Filed Herewith

SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSXT TRADE RECEIVABLES MASTER TRUST

By:	CSX TRADE RECEIVABLES CORPORATION

/s/ DAVID H. BAGGS

David H. Baggs
President, Treasurer
(Principal Executive Officer)

Date: March 24, 2003

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

*/s/ RACHEL E. GEIERSBACH

Rachel E. Geiersbach, Attorney-in-Fact
March 24, 2003

Certification

I, David H. Baggs, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CSX Trade Receivables Corporation;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following parties: CSX Transportation Inc., as servicer, and JP Morgan Chase Bank, fka The Chase Manhattan Bank, as Trustee

/s/ DAVID H. BAGGS

David H. Baggs
President, Treasurer
(Principal Executive and Financial Officer)

March 24, 2003

EXHIBIT INDEX

Exhibit

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