Form 10-K
period 2003-12-26
CSX TRADE RECEIVABLES CORP
filed 2004-03-25
CIK 911703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended: December 26, 2003	Commission file number: 0-25567

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐   No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

CSX Trade Receivables Corporation on behalf of the
CSXT Trade Receivables Master Trust
Form 10-K, Part I

Item 1. Business.

     Omitted pursuant to a no-action letter dated February 4, 1994 (the “No-Action Letter”), issued by the Securities and Exchange Commission staff with respect to certain of the Registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Item 2. Properties.

     Pursuant to the No-Action Letter, reference is made to the Annual Certificates of Servicer referred to in Items 8 and 14 hereof.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

CSX Trade Receivables Corporation on behalf of the
CSXT Trade Receivables Master Trust
Form 10-K, Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)	The CSX Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1 (the “Certificates”) were paid in full in June 2003. The Certificates are no longer outstanding. While they were outstanding, there was no established public trading market for the Certificates.

(b)	Not applicable.

(c)	Omitted pursuant to the No-Action Letter.

Item 6. Selected Financial Data.

     Omitted pursuant to the No-Action Letter.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Omitted pursuant to the No-Action Letter.

Item 8. Financial Statements and Supplementary Data.

     CSXT, as servicer (in such capacity, the “Servicer”) has delivered to JP Morgan Chase Bank (fka The Chase Manhattan Bank), as trustee (in such capacity, the “Trustee”) the Annual Certificate of Servicer to the Trustee with respect to the year ended December 26, 2003, a copy of which is attached hereto as Exhibit 99.1. The Annual Servicer’s Certificate was provided pursuant to Section 3.06 of the Amended and Restated Pooling and Servicing Agreement dated as of October 27, 1993, as such Agreement has been amended and supplemented (the “Agreement”).

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
Form 10-K, Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

     Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

     Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)	Not applicable.

(b)	Omitted pursuant to the No-Action Letter.

(c)	Omitted pursuant to the No-Action Letter.

CSX Trade Receivables Corporation on behalf of the
CSXT Trade Receivables Master Trust
Form 10-K, Part III

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

CSX Trade Receivables Corporation on behalf of the
CSXT Trade Receivables Master Trust
Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits.

24.1*	Powers of Attorney of Messrs. Baggs, Boor, Goolsby, and Grandis as Directors and/or Officers of CSX Trade Receivables Corporation.

99.1*	Annual Certificate of Servicer with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by CSXT pursuant to Section 3.06 of the Agreement.

99.2*	Report of Independent Certified Public Accountants with respect to the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1, prepared by Ernst & Young LLP pursuant to Section 3.07 of the Agreement.

     (b) Reports on Form 8-K.

Date of Form 8-K	Description of Form 8-K

January 27, 2003	Submitted a copy of Certificateholders’ Distribution Date Statement dated January 27, 2003 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

February 25, 2003	Submitted a copy of Certificateholders’ Distribution Date Statement dated February 25, 2003 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

March 25, 2003	Submitted a copy of Certificateholders’ Distribution Date Statement dated March 25, 2003 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

April 25, 2003	Submitted a copy of Certificateholders’ Distribution Date Statement dated April 25, 2003 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

CSX Trade Receivables Corporation on behalf of the
CSXT Trade Receivables Master Trust
Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Continued

     (b) Reports on Form 8-K, Continued

Date of Form 8-K	Description of Form 8-K

May 27, 2003	Submitted a copy of Certificateholders’ Distribution Date Statement dated May 27, 2003 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

June 25, 2003	Submitted a copy of Certificateholders’ Distribution Date Statement dated June 25, 2003 for the CSXT Trade Receivables Master Trust 6.00% Trade Receivables Participation Certificates, Series 1998-1.

     (c) Omitted pursuant to the No-Action Letter.

     (d) Omitted pursuant to the No-Action Letter.

*	Filed Herewith

CSX Trade Receivables Corporation on behalf of the
CSXT Trade Receivables Master Trust
Form 10-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSXT TRADE RECEIVABLES MASTER TRUST
By:	CSX TRADE RECEIVABLES CORPORATION

/s/ DAVID H. BAGGS David H. Baggs President, Treasurer (Principal Executive Officer)

Date: March 25, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title
/s/ David H. Baggs* David H. Baggs	President, Treasurer, and Director (Principal Executive Officer)
/s/ David A. Boor* David A. Boor	Chairman of the Board, and Director
/s/ Allen C. Goolsby, III* Allen C. Goolsby, III	Director
/s/ Leslie A. Grandis* Leslie A. Grandis	Director
*/s/ Gordon F. Bailey Gordon F. Bailey, Attorney-In-Fact March 25, 2004

Certification

I, David H. Baggs, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CSX Trade Receivables Corporation;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

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

In giving the certifications above, I have reasonably relied on information provided to me by the following parties: CSX Transportation Inc., as servicer, and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee

/s/ DAVID H. BAGGS
David H. Baggs
President, Treasurer (Principal Executive and Financial Officer)

March 25, 2004

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